Form 10-Q
period 2026-06-30
Morgan Stanley Bitcoin Trust
filed 2026-08-13
CIK 2103612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2026.

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from             to            .

Commission File Number: 001-43211

Morgan Stanley Bitcoin Trust

(Exact name of registrant as specified in its charter)

Delaware	32-6833090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Morgan Stanley Investment Management Inc.

1585 Broadway

New York, New York 10036

(212) 761-4000

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares of Beneficial Interest of Morgan Stanley Bitcoin Trust	MSBT	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐   Yes   ☒   No

The registrant had 21,740,000 outstanding Shares as of July 31, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Delegated Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Delegated Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Delegated Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Delegated Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Delegated Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Delegated Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the SEC determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual revenues, (ii) at least $700 million in market value of Common Shares being held by non-affiliates, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

MORGAN STANLEY BITCOIN TRUST

Quarter ended June 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF ASSETS AND LIABILITIES

June 30, 2026*
(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $365,180,206)	$299,012,624
Total assets	299,012,624

Liabilities
Delegated Sponsor Fee payable	33,151
Total liabilities	33,151
Commitments and contingent liabilities (Note 8)	—
Net assets	$298,979,473
Net assets consist of:
Paid-in-capital	$365,837,954
Accumulated loss	(66,858,481)
Net Assets	$298,979,473

Shares issued and outstanding, no par value, unlimited amount authorized	17,650,000
Net asset value per Share	$16.94
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

SCHEDULE OF INVESTMENT

	Quantity of
June 30, 2026* (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets
Digital assets
Investment in bitcoin	5,059.30771216	$365,180,206	$299,012,624	100.01%
Total investment in bitcoin	5,059.30771216	$365,180,206	$299,012,624	100.01%
Liabilities in excess of other assets			(33,151)	(0.01)%
Net assets			$298,979,473	100.00%
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF OPERATIONS

For the period
April 7, 2026
(commencement
of operations)
through
June 30, 2026*
(Unaudited)
Investment income
Investment income	$—
Total income	—

Expenses
Delegated Sponsor Fee	72,288
Total expenses	72,288
Net investment loss	(72,288)

Realized and unrealized loss
Net realized loss on investment in bitcoin sold to pay Delegated Sponsor Fee	(8,283)
Net realized loss on investment in bitcoin sold for redemption of Shares	(610,328)
Net change in unrealized depreciation on investment in bitcoin	(66,167,582)
Net realized and unrealized loss	(66,786,193)
Net decrease in net assets resulting from operations	$(66,858,481)
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF CHANGES IN NET ASSETS

For the period
April 7, 2026
(commencement
of operations)
through
June 30, 2026*
(Unaudited)
Operations:
Net investment loss	$(72,288)
Net realized loss on investment in bitcoin sold to pay Delegated Sponsor Fee	(8,283)
Net realized loss on investment in bitcoin sold for redemption of Shares	(610,328)
Net change in unrealized depreciation on investment in bitcoin	(66,167,582)
Net decrease in net assets resulting from operations	(66,858,481)

Capital Share Transactions:
Contributions for Shares issued	371,098,824
Distributions for Shares redeemed	(5,260,870)
Net increase in net assets from capital share transactions	365,837,954
Net increase in net assets from operations and capital share transactions	298,979,473
Net assets, beginning of period	—
Net assets, end of period	$298,979,473

Change in Shares outstanding:
Shares outstanding, beginning of period	—
Shares issued	17,900,000
Shares redeemed	(250,000)
Net increase in Shares	17,650,000
Shares outstanding at end of period	17,650,000
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF CASH FLOWS

For the period
April 7, 2026
(commencement
of operations)
through
June 30, 2026*
(Unaudited)
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(66,858,481)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(200,271,624)
Proceeds from bitcoin sold to pay Delegated Sponsor Fee	39,137
Proceeds from bitcoin sold for redemption of Shares	5,260,870
Net realized loss from investment in bitcoin sold to pay Delegated Sponsor Fee	8,283
Net realized loss from investment in bitcoin sold for redemption of Shares	610,328
Net change in unrealized depreciation on investment in bitcoin	66,167,582
Increase in accrued Delegated Sponsor Fee	33,151
Net cash used in operating activities	(195,010,754)

Cash flows from financing activities
Proceeds for Shares issued	200,271,624
Payments for Shares redeemed	(5,260,870)
Net cash provided by financing activities	195,010,754

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of Shares	$170,827,200
Bitcoin distributed for the redemption of Shares	—
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

Notes to Financial Statements (Unaudited)

June 30, 2026

1.	Organization

Morgan Stanley Bitcoin Trust (the “Trust”) was organized on December 16, 2025 as a Delaware Statutory Trust pursuant to the Delaware Statutory Trust Act (“DSTA”), and is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on April 8, 2026, under the ticker symbol “MSBT.”

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CoinDesk Bitcoin Benchmark 4PM NY Settlement Rate (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CoinDesk Indices, Inc. (the “Benchmark Provider”).

The Trust is sponsored by Morgan Stanley Investment Management Inc. (the “Delegated Sponsor”), a wholly owned subsidiary of Morgan Stanley. The Delegated Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

CSC Delaware Trust Company, a Delaware trust company (the “DE Trustee”), acts as the DE Trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The DE Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

AGS Trustees Limited, a Cayman Islands limited liability company, serves as the Cayman Trustee to the Trust. The Cayman Trustee is a wholly owned controlled subsidiary of Appleby Global Services (Cayman) Limited, also a company incorporated in the Cayman Islands with limited liability, which holds a Full Mutual Fund Administrator and Trust license with the Cayman Islands Monetary Authority. Each of the Cayman Trustee and Appleby Global Services (Cayman) Limited is a regulated entity in the Cayman Islands.

The Bank of New York Mellon (“BNY”) serves as the Trust’s administrator, cash custodian, and transfer agent (the “Administrator,” “Cash Custodian,” or “Transfer Agent”).

Coinbase Custody Trust Company, LLC. together with BNY (“Bitcoin Custodians”) serve as the Trust’s bitcoin custodians and are responsible for safekeeping all of the bitcoin owned by the Trust.

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Delegated Sponsor for compliance with applicable SEC and FINRA advertising laws, rules, and regulations.

On March 9, 2026, the Delegated Sponsor, in its capacity as Audit Seed Investor, subject to conditions, purchased Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on March 9, 2026. These Seed Creation Baskets were redeemed for cash on March 19, 2026. Subsequent to March 19, 2026 until April 7, 2026 (commencement of operations), there was no activity within the Trust.

On April 7, 2026, the Delegated Sponsor, in its capacity as the Seed Capital Investor purchased the Initial Seed Creation Baskets comprising of 50,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $19.70. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $985,226. On April 7, 2026, the Trust purchased 14.33574150 bitcoins with the proceeds of the Initial Seed Creation Baskets by transacting with a Bitcoin Counterparty (as defined below) to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Delegated Sponsor in its capacity as the Initial Seed Capital Investor.

The statement of assets and liabilities and schedule of investment on June 30, 2026, and the statements of operations, changes in net assets, and cash flows for the period ended June 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Delegated Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services — Investment Companies. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal laws are also sources of authoritative GAAP for SEC registrants.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in the net assets from operations during the reporting period. Actual results could differ from those estimates.

Cash

Cash, if any, includes non-interest bearing, non-restricted cash maintained with the Cash Custodian.

Investment Valuation

The Trust’s investment in bitcoin is recorded on the financial statements at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for the asset or liability. ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity and the reporting entity must have access to the principal (or most advantageous) market at the measurement date. ASC 820 defines “most advantageous market” as the market that maximizes the amount that would be received to sell the asset or minimizes the amount that would be paid to transfer the liability, after taking into account transaction costs and transportation costs. Based on the foregoing, the Trust has determined the value of the Trust’s bitcoin using the Pricing Benchmark is not in accordance with GAAP, and therefore, the Pricing Benchmark is not used in the Trust’s financial statements. The Trust’s bitcoin are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of bitcoin based on the price provided by the bitcoin market that the Trust considers its “principal market” as of 11:59:59 p.m. ET on the valuation date. The net asset value (“NAV”) of the Trust determined on a GAAP basis is referred to in this Quarterly Report on Form 10-Q as a “Principal Market NAV,” and the NAV of the Trust per Share determined on a GAAP basis is referred to as “Principal Market NAV per Share.”

ASC 820 has established a three-tier hierarchy of inputs to be used when determining fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk - for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – other significant observable inputs (inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means)

Level 3 – significant unobservable inputs (including the Trust’s assumptions in determining the fair value of investments)

	Amount at	Fair Value Measurement Using
June 30, 2026*	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in bitcoin
Digital assets	$299,012,624	$299,012,624	$—	$—
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Income Taxes

The Trust is classified as a grantor trust for United States federal income tax purposes, and accordingly, no provision for federal income taxes is required. The Trust’s income, expenses, gains, and losses are passed through to shareholders. Each sale of bitcoin by the Trust constitutes a taxable event to shareholders. The Delegated Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2026, and does not believe there are any uncertain tax positions that require recognition of a tax liability. All tax years since the Trust’s inception remain open for examination, and there were no examinations in progress at period end.

If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statement of Operations in the period in which the position is claimed or expected to be claimed.

Investment Transactions

The Trust considers investment transactions to be the purchase or receipt of bitcoin for Share creations and the sale or delivery of bitcoin for Share redemptions or the sale of bitcoin for payment of expenses. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Delegated Sponsor Fee (as defined below).

Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

3.	Trust Expenses

The Trust pays a unitary Delegated Sponsor Fee which is accrued daily at an annualized rate of 0.14% of the NAV of the Trust (the “Delegated Sponsor Fee”). The Delegated Sponsor Fee is paid by the Trust to the Delegated Sponsor as compensation for services performed under the Trust Agreement. The Delegated Sponsor Fee shall be paid in cash and not less than monthly in arrears by the Trust. The Delegated Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Delegated Sponsor Fee.

As partial consideration for receipt of the Delegated Sponsor Fee, the Delegated Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the Marketing Agent for services it provides to the Trust, if applicable, (ii) fees to the Administrator, if any, (iii) fees to the Bitcoin Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustees, (vi) the fees and expenses related to the initial listing of Shares on the Exchange, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (“Exchange Act”), (xi) printing and mailing costs, (xii) costs of maintaining the Delegated Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable, and on the Delegated Sponsor’s website.

The Delegated Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Delegated Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Bitcoin Custodians, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). In the Delegated Sponsor’s sole discretion as a delegate of the Cayman Trustee, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense, if, among other reasons, the Delegated Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust.

4.	Related Parties

The Delegated Sponsor and the Trustee are considered to be related parties to the Trust. As of June 30, 2026, the Delegated Sponsor held approximately 5.6% of the outstanding Shares of the Trust. The Trustee’s fee is paid by the Delegated Sponsor and is not a separate expense of the Trust.

5.	Indemnifications

The Delegated Sponsor has agreed to indemnify, defend and hold harmless the Trustee and its officers, directors, employees and agents from and against any losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes and penalties of any kind arising out of or in connection with the performance of the Trust Agreement, the creation, operation, administration or termination of the Trust, or the transactions contemplated thereby, except to the extent resulting from the willful misconduct, bad faith or gross negligence of the indemnified party.

The Trust enters into contracts that contain a variety of indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6.	Fair Value of Bitcoin

As of June 30, 2026*, the Trust had a closing balance of 5,059.30771216 bitcoin with a value of $299,012,624, based on the price of bitcoin in the Trust’s bitcoin principal market as of 11:59:59 p.m. ET of $59,101.49 on June 30, 2026.

The following represents the changes in quantity of bitcoin and the respective fair value on June 30, 2026*:

	Quantity of
	bitcoin	Fair Value
Beginning balance as of April 7, 2026 (commencement of operations)	—	$—
Bitcoin purchased	2,740.72117392	200,271,624
Bitcoin received for the issuance of Shares	2,390.82968014	170,827,200
Bitcoin sold for the redemption of Shares	(71.66411800)	(5,260,870)
Bitcoin sold to pay Delegated Sponsor Fee	(0.57902390)	(39,137)
Net realized loss on investment in bitcoin sold to pay Delegated Sponsor Fee	—	(8,283)
Net realized loss on investment in bitcoin sold for redemption of Shares	—	(610,328)
Change in unrealized depreciation on investment in bitcoin	—	(66,167,582)
Ending balance as of June 30, 2026*	5,059.30771216	$299,012,624
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.
7.	Creation and Redemption of Shares

When the Trust sells or redeems its Shares, bitcoin will be transferred into or out of the Trust, as applicable, in exchange for blocks of 10,000 Shares (a “Basket”) that are based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid Delegated Sponsor Fees and any accrued but unpaid extraordinary expenses or liabilities).

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants (as defined below). The Trust only creates or redeems its Shares at NAV.

Financial firms that are authorized to purchase Shares from or redeem Shares to the Trust (known as “Authorized Participants”) may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Delegated Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant and with whom the Delegated Sponsor has entered into an agreement on behalf of the Trust (each such third party, or the Prime Broker or the Lender, as applicable, a “Bitcoin Counterparty”), to (i) purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting bitcoin amount in the Trust’s account with the Bitcoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designated agent of, bitcoin to the Trust’s account with the Bitcoin Custodians in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Delegated Sponsor, on behalf of the Trust will direct the Bitcoin Custodian to transfer bitcoin to a Bitcoin Counterparty, who will sell the bitcoin to be executed, in the Delegated Sponsor’s reasonable efforts, at the Pricing Benchmark price used by the Trust to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Delegated Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through the Bitcoin Custodians, will deliver bitcoin to the Authorized Participant, or a designated agent or client thereof, in exchange for its Shares.

8.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses, as disclosed in Note 5, Indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust which cannot be predicted with any certainty.

9.	Digital Asset Risk

The Trust invests substantially all of its assets in bitcoin. Bitcoin is a digital asset (i.e., a cryptocurrency) whose ownership and behavior are determined by participants in an online, peer-to-peer network that connects computers that run publicly accessible, or “open source,” software that follows the rules and procedures governing the Bitcoin network. Bitcoin is a relatively new asset class and is subject to unique and substantial risks, and historically, has been subject to significant price volatility. The price of bitcoin could drop precipitously (including to zero). These factors and events could have a significant negative impact on the Trust.

10.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin and digital assets. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

11.	Financial Highlights*

For the period
April 7, 2026
(commencement
of operations)
through
Per Share Performance (for a Share outstanding throughout the period presented)	June 30, 2026*
NAV per Share, beginning of period	$19.70
Net investment loss(a)	(0.01)
Net realized and unrealized loss	(2.75)
Net change in net assets from operations(b)	(2.76)
NAV per Share, end of period(f)	$16.94
Total return(c)(d)(f)	(14.01)%
Ratio to average net assets
Net investment loss(e)	(0.14)%
Net expenses(e)	0.14%
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.
(a)	Based on average Shares outstanding during the period.
(b)	The amounts reported for a Share outstanding may not agree with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.
(c)	Based on the change in NAV per Share during the period.
(d)	Not annualized.
(e)	Annualized.
(f)	NAV per Share and total return have been calculated on net assets which include adjustments made in accordance with GAAP required at period end for financial reporting purposes.
12.	Segment Reporting

An operating segment is defined in FASB ASC Topic 280, Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Delegated Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Delegated Sponsor. The financial information in the form of the Trust’s assets, total return, expense ratio and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

13.	Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to June 30, 2026, through August 13, 2026, the date when these financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Delegated Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

Morgan Stanley Bitcoin Trust (the “Trust”) was organized on December 16, 2025 as a Delaware Statutory Trust pursuant to the Delaware Statutory Trust Act (“DSTA”), and is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) that trade on the NYSE Arca, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on April 8, 2026, under the ticker symbol “MSBT.”

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CoinDesk Bitcoin Benchmark 4PM NY Settlement Rate (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CoinDesk Indices, Inc. (the “Benchmark Provider”).

The Trust is sponsored by Morgan Stanley Investment Management Inc. (the “Delegated Sponsor”), a wholly owned subsidiary of Morgan Stanley. The Delegated Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

CSC Delaware Trust Company, a Delaware trust company (the “DE Trustee”), acts as the DE Trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The DE Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

AGS Trustees Limited, a Cayman Islands limited liability company, serves as the Cayman Trustee to the Trust. The Cayman Trustee is a wholly owned controlled subsidiary of Appleby Global Services (Cayman) Limited, also a company incorporated in the Cayman Islands with limited liability, which holds a Full Mutual Fund Administrator and Trust license with the Cayman Islands Monetary Authority. Each of the Cayman Trustee and Appleby Global Services (Cayman) Limited is a regulated entity in the Cayman Islands.

The Bank of New York Mellon (“BNY”) serves as the Trust’s administrator, cash custodian, and transfer agent (the “Administrator,” “Cash Custodian,” or “Transfer Agent”).

Coinbase Custody Trust Company, LLC. together with BNY (“Bitcoin Custodians”) serve as the Trust’s bitcoin custodians and are responsible for safekeeping all of the bitcoin owned by the Trust.

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Delegated Sponsor for compliance with applicable SEC and FINRA advertising laws, rules, and regulations.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash, if any, includes non-interest bearing, non-restricted cash maintained with the Cash Custodian.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that bitcoin is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

Results of Operations

The Trust commenced operations on April 7, 2026. Substantially all of the Trust’s assets are invested in bitcoin, and the Trust’s operating results are primarily affected by changes in the market price of bitcoin.

The Trust’s NAV per Share decreased 14.01% from $19.70 on April 7, 2026 (commencement of operations) to $16.94 on June 30, 2026. The decrease in NAV per Share is directly related to the decrease in the price of bitcoin of 13.98% from $68,704.55 on April 7, 2026 (commencement of operations) to $59,101.49 on June 30, 2026. The Trust’s NAV per Share decreased 0.03% more than the price of bitcoin due to the Delegated Sponsor Fee of $72,288.

For the period from April 7, 2026 (commencement of operations) through June 30, 2026, the Trust recorded a net decrease in net assets resulting from operations of $66,858,481. This decrease consisted primarily of net realized and unrealized losses on the Trust’s bitcoin holdings of $66,786,193.

Net realized and unrealized losses on bitcoin consisted of:

●Net realized loss of $8,283 related to bitcoin sold to pay the Delegated Sponsor Fee;
●Net realized loss of $610,328 related to bitcoin sold for redemption of Shares; and
●Net unrealized depreciation of $66,167,582 on investment in bitcoin.

The net unrealized depreciation recorded during the period reflected the decline in the market value of bitcoin between the dates on which bitcoin was acquired by the Trust and June 30, 2026. Because the Trust’s assets consist almost entirely of bitcoin, fluctuations in the price of bitcoin are expected to have a direct and significant impact on the Trust’s net assets and operating results.

Net Assets

As of June 30, 2026, the Trust held 5,059.30771216 bitcoin with a fair value of $299,012,624. Net assets were $298,979,473, or $16.94 per Share, and the Trust had 17,650,000 Shares outstanding. The Trust’s sole liability at June 30, 2026 was the Delegated Sponsor Fee payable of $33,151.

Capital Share Transactions

For the period from April 7, 2026 (commencement of operations) through June 30, 2026, the Trust received net proceeds from Share creation activity of $365,837,954, consisting of $371,098,824 for Shares issued which was partially offset by $5,260,870 for Shares redeemed. For the period from April 7, 2026 (commencement of operations) through June 30, 2026, 17,900,000 Shares (1,790 Baskets) were issued and 250,000 Shares (25 Baskets) were redeemed, resulting in 17,650,000 Shares outstanding at June 30, 2026.

Liquidity and Capital Resources

The ability of the Trust or a Bitcoin Counterparty to buy or sell bitcoin may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a bitcoin spot market or regulatory or governmental authority may suspend or restrict trading in bitcoin altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting bitcoin or other issues affecting counterparties. Bitcoin is a new asset with a very limited trading history. Therefore, the markets for bitcoin may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the net asset value (“NAV”) or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of bitcoin from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Delegated Sponsor is able to source more bitcoin. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Delegated Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Delegated Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in “Risk Factors” in our Registration Statement on Form S-1 (333-292586) (our “Registration Statement”) declared effective on April 6, 2026, and the prospectus contained therein (the “Prospectus”), which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in the Prospectus are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after this date. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.
b)	Not applicable.
c)	250,000 Shares (25 Baskets) were redeemed during the quarter ended June 30, 2026.

	Total Shares	Average Price
Period	Redeemed	Per Share
April 1, 2026 – April 30, 2026	—	$—
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	250,000	$21.04

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Delegated Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(5)	Form of Second Amended and Restated Trust Agreement
3.2(2)	Certificate of Trust
3.3(4)	Trustee Services Agreement
3.4(4)	Delegation of Trustee Duties Agreement
10.1(4)	Delegated Sponsor Agreement
10.2(3)	Form of Authorized Participant Agreement
10.3(3)	Form of Coinbase Prime Broker Agreement
10.4(3)	Form of Coinbase Custody Services Agreement (included as Exhibit A to Form of Coinbase Prime Broker Agreement)
10.5(3)	Form of Fund Administration and Accounting Agreement(2)
10.6(3)	Form of Transfer Agency and Service Agreement(2)
10.7(3)	Form of CoinDesk Indices Master License Agreement(2)
10.8(3)	Form of Marketing Agent Agreement(2)
10.9(3)	Form of BNY Cash Custody Agreement(2)
10.10(3)	Audit Seed Subscription Agreement(2)
10.11(3)	Form of BNY Digital Assets Custody Agreement(2)
10.12***(5)	Form of Trade Financing Agreement(4)
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Finance Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Finance Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
***	Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on January 6, 2026.
(3)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on March 17, 2026.
(4)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on March 27, 2026.
(5)	Incorporated by reference to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on April 1, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Bitcoin Trust (Registrant)

By: Morgan Stanley Investment Management Inc., as the Delegated Sponsor of the Trust

By:	/s/ Scott Steel
Scott Steel
Managing Director
(Principal Executive Officer)

Date:	August 13, 2026

By:	/s/ James F. Kirchner
James F. Kirchner
Managing Director
(Principal Finance Officer)

Date:	August 13, 2026