Form 10-Q
period 2026-09-30
Morgan Stanley Bitcoin Trust
filed 2026-11-13
CIK 2103612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2026.

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

The registrant had 37,870,000 outstanding Shares as of October 31, 2026.

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

MORGAN STANLEY BITCOIN TRUST

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements	1
Statement of Assets and Liabilities at September 30, 2026 (Unaudited)	1
Schedule of Investment at September 30, 2026 (Unaudited)	2
Statements of Operations for the Three Months ended September 30, 2026 and for the period from April 7, 2026 (commencement of operations) through September 30, 2026 (Unaudited)	3
Statements of Changes in Net Assets for the Three Months ended September 30, 2026 and for the period from April 7, 2026 (commencement of operations) through September 30, 2026 (Unaudited)	4
Statement of Cash Flows for the period from April 7, 2026 (commencement of operations) through September 30, 2026 (Unaudited)	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II. OTHER INFORMATION	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF ASSETS AND LIABILITIES

September 30, 2026*
(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $775,939,338)	$873,480,664
Total assets	873,480,664

Liabilities
Delegated Sponsor Fee payable	79,202
Total liabilities	79,202
Commitments and contingent liabilities (Note 8)	—
Net assets	$873,401,462
Net assets consist of:
Paid-in-capital	$776,756,435
Accumulated earnings	96,645,027
Net Assets	$873,401,462

Shares issued and outstanding, no par value, unlimited amount authorized	36,420,000
Net asset value per Share	$23.98
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

SCHEDULE OF INVESTMENT

	Quantity of
September 30, 2026* (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets
Digital assets
Investment in bitcoin	10,436.00608258	$775,939,338	$873,480,664	100.01%
Total investment in bitcoin	10,436.00608258	$775,939,338	$873,480,664	100.01%
Liabilities in excess of other assets			(79,202)	(0.01)%
Net assets			$873,401,462	100.00%
*	No comparative schedule has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENTS OF OPERATIONS

		For the period
		April 7, 2026
		(commencement
	Three Months	of operations)
	ended	through
	September 30, 2026*	September 30, 2026*
	(Unaudited)	(Unaudited)
Investment income
Investment income	$—	$—
Total income	—	—

Expenses
Delegated Sponsor Fee	179,110	251,398
Total expenses	179,110	251,398
Net investment gain (loss)	(179,110)	(251,398)

Realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	(26,290)	(34,573)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	(610,328)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	163,708,908	97,541,326
Net realized and unrealized gain (loss)	163,682,618	96,896,425
Net increase (decrease) in net assets resulting from operations	$163,503,508	$96,645,027
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENTS OF CHANGES IN NET ASSETS

		For the period
		April 7, 2026
		(commencement
	Three Months	of operations)
	ended	through
	September 30, 2026*	September 30, 2026*
	(Unaudited)	(Unaudited)
Operations:
Net investment gain (loss)	$(179,110)	$(251,398)
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	(26,290)	(34,573)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	(610,328)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	163,708,908	97,541,326
Net increase (decrease) in net assets resulting from operations	163,503,508	96,645,027

Capital Share Transactions:
Contributions for Shares issued	410,918,481	782,017,305
Distributions for Shares redeemed	—	(5,260,870)
Net increase in net assets from capital share transactions	410,918,481	776,756,435
Net increase in net assets from operations and capital share transactions	574,421,989	873,401,462
Net assets, beginning of period	298,979,473	—
Net assets, end of period	$873,401,462	$873,401,462

Change in Shares outstanding:
Shares outstanding, beginning of period	17,650,000	—
Shares issued	18,770,000	36,670,000
Shares redeemed	—	(250,000)
Net increase in Shares	18,770,000	36,420,000
Shares outstanding at end of period	36,420,000	36,420,000
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

STATEMENT OF CASH FLOWS

For the period
April 7, 2026
(commencement
of operations)
through
September 30, 2026*
(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$96,645,027
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(425,157,455)
Proceeds from bitcoin sold to pay Delegated Sponsor Fee	172,196
Proceeds from bitcoin sold for redemption of Shares	5,260,870
Net realized (gain) loss on investment in bitcoin sold to pay Delegated Sponsor Fee	34,573
Net realized (gain) loss on investment in bitcoin sold for redemption of Shares	610,328
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(97,541,326)
Changes in operating assets and liabilities:
Increase (decrease) in accrued Delegated Sponsor Fee	79,202
Net cash used in operating activities	(419,896,585)

Cash flows from financing activities
Proceeds for Shares issued	425,157,455
Payments for Shares redeemed	(5,260,870)
Net cash provided by financing activities	419,896,585

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental Information and Non-Cash Financing Activities
Bitcoin received for the issuance of Shares	$356,859,850
Bitcoin distributed for the redemption of Shares	—
*	No comparative statement has been provided as the Trust’s operations commenced on April 7, 2026.

The accompanying notes are an integral part of the Financial Statements.

MORGAN STANLEY BITCOIN TRUST

Notes to Financial Statements (Unaudited)

September 30, 2026

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

On April 7, 2026, the Delegated Sponsor, in its capacity as the Seed Capital Investor purchased the Initial Seed Creation Baskets comprising of 50,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $19.70. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $985,226. On April 7, 2026, the Trust purchased 14.33574150 bitcoin with the proceeds of the Initial Seed Creation Baskets by transacting with a Bitcoin Counterparty (as defined below) to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Delegated Sponsor in its capacity as the Initial Seed Capital Investor.

These financial statements have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Delegated Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods ended September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Level 3 – significant unobservable inputs (including the Trust’s assumptions in determining the fair value of investments)

		Fair Value Measurement Using
September 30, 2026*	Fair Value	Level 1	Level 2	Level 3
Assets
Investment in bitcoin
Digital assets	$873,480,664	$873,480,664	$—	$—
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant (as defined below) from the sale of the corresponding Shares to investors.

Income Taxes

The Trust is classified as a grantor trust for United States federal income tax purposes, and accordingly, no provision for federal income taxes is required. The Trust’s income, expenses, gains, and losses are passed through to shareholders. Each sale of bitcoin by the Trust constitutes a taxable event to shareholders. The Delegated Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2026, and does not believe there are any uncertain tax positions that require recognition of a tax liability. All tax years since the Trust’s inception remain open for examination, and there were no examinations in progress at period end.

If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the statements of operations in the period in which the position is claimed or expected to be claimed.

Investment Transactions

The Trust considers investment transactions to be the purchase or receipt of bitcoin for Share creations and the sale or delivery of bitcoin for Share redemptions or the sale of bitcoin for payment of expenses. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method.

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

The Delegated Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Delegated Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Bitcoin Custodians, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). In the Delegated Sponsor’s sole discretion as a delegate of the Cayman Trustee, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense, if, among other reasons, the Delegated Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring, or unusual in nature amount.

4.	Related Parties

The Delegated Sponsor and the Trustees are considered to be related parties to the Trust. For the period April 7, 2026 (commencement of operations) through September 30, 2026, the Delegated Sponsor had contributions for Shares issued of $19,999,736. As of September 30, 2026, the Delegated Sponsor held approximately 1.6% of the outstanding Shares of the Trust. The Trustee’s fee is paid by the Delegated Sponsor and is not a separate expense of the Trust.

5.	Indemnifications

The Delegated Sponsor has agreed to indemnify, defend and hold harmless the Trustee and its officers, employees and agents from and against any losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes and penalties of any kind arising out of or in connection with the performance of the Trust Agreement, the creation, operation, administration or termination of the Trust, or the transactions contemplated thereby, except to the extent resulting from the willful misconduct, bad faith or gross negligence of the indemnified party.

The Trust enters into contracts that contain a variety of indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6.	Fair Value of Bitcoin

As of September 30, 2026*, the Trust had a closing balance of 10,436.00608258 bitcoin with a value of $873,480,664, based on the price of bitcoin in the Trust’s bitcoin principal market as of 11:59:59 p.m. ET of $83,698.75 on September 30, 2026.

The following represents the changes in quantity of bitcoin and the respective fair value on September 30, 2026*:

	Quantity of
	bitcoin	Fair Value
Beginning balance as of July 1, 2026	5,059.30771216	$299,012,624
Bitcoin purchased	2,885.58800316	224,885,831
Bitcoin received for the issuance of Shares	2,493.05574630	186,032,650
Bitcoin sold to pay Delegated Sponsor Fee	(1.94537904)	(133,059)
Bitcoin sold for the redemption of Shares	—	—
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	—	(26,290)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	—
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	163,708,908
Ending balance as of September 30, 2026*	10,436.00608258	$873,480,664

	Quantity of
	bitcoin	Fair Value
Beginning balance as of April 7, 2026 (commencement of operations)	—	$—
Bitcoin purchased	5,626.30917708	425,157,455
Bitcoin received for the issuance of Shares	4,883.88542644	356,859,850
Bitcoin sold to pay Delegated Sponsor Fee	(2.52440294)	(172,196)
Bitcoin sold for the redemption of Shares	(71.66411800)	(5,260,870)
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	—	(34,573)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	(610,328)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	97,541,326
Ending balance as of September 30, 2026*	10,436.00608258	$873,480,664
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.
7.	Creation and Redemption of Shares

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

Financial firms that are authorized to purchase Shares from or redeem Shares to the Trust (known as “Authorized Participants”) may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Delegated Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant and with whom the Delegated Sponsor has entered into an agreement on behalf of the Trust (each such third party, or Coinbase, Inc. (the “Prime Broker”) or Coinbase Credit, Inc. (the “Lender”), as applicable, a “Bitcoin Counterparty”), to (i) purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting bitcoin amount in the Trust’s account with the Bitcoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designated agent of, bitcoin to the Trust’s account with the Bitcoin Custodians in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Delegated Sponsor, on behalf of the Trust will direct the Bitcoin Custodian to transfer bitcoin to a Bitcoin Counterparty, who will sell the bitcoin to be executed, in the Delegated Sponsor’s reasonable efforts, at the Pricing Benchmark price used by the Trust to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Delegated Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through the Bitcoin Custodians, will deliver bitcoin to the Authorized Participant, or a designated agent thereof, in exchange for its Shares.

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

11.	Net Assets

The Delegated Sponsor has the full power and authority, in its sole discretion as a delegate of the Cayman Trustee, without seeking the approval of the Trustees or the Shareholders to authorize the division of the beneficial interest in the Trust into an unlimited amount of Shares.

The following table reflects the net assets activity for the period April 7, 2026 (commencement of operations) through September 30, 2026:

			Accumulated
Activity	Shares	Paid-in-capital	Earnings (Loss)	Net Assets
Balance at April 7, 2026 (commencement of operations)	—	$—	$—	$—
Contributions for Shares issued	17,900,000	371,098,824	—	371,098,824
Distributions for Shares redeemed	(250,000)	(5,260,870)	—	(5,260,870)
Net investment gain (loss)	—	—	(72,288)	(72,288)
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	—	—	(8,283)	(8,283)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	—	(610,328)	(610,328)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	—	(66,167,582)	(66,167,582)
Balance at June 30, 2026	17,650,000	$365,837,954	$(66,858,481)	$298,979,473
Contributions for Shares issued	18,770,000	410,918,481	—	410,918,481
Distributions for Shares redeemed	—	—	—	—
Net investment gain (loss)	—	—	(179,110)	(179,110)
Net realized gain (loss) on investment in bitcoin sold to pay Delegated Sponsor Fee	—	—	(26,290)	(26,290)
Net realized gain (loss) on investment in bitcoin sold for redemption of Shares	—	—	—	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	—	—	163,708,908	163,708,908
Balance at September 30, 2026	36,420,000	$776,756,435	$96,645,027	$873,401,462

12.	Financial Highlights

		For the period
		April 7, 2026
		(commencement
	Three Months	of operations)
	ended	through
Per Share Performance (for a Share outstanding throughout the periods presented)	September 30, 2026*	September 30, 2026*
NAV per Share, beginning of period	$16.94	$19.70
Net investment gain (loss)(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	7.05	4.29
Net change in net assets from operations	7.04	4.28
NAV per Share, end of period(f)	$23.98	$23.98
Total return(c)(d)(f)	41.56%	21.73%
Ratio to average net assets
Net investment gain (loss)(e)	(0.14)%	(0.14)%
Net expenses(e)	0.14%	0.14%
*	No comparative table has been provided as the Trust’s operations commenced on April 7, 2026.
(a)	Based on average Shares outstanding during the period.
(b)	The amounts reported for a Share outstanding may not agree with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.
(c)	Based on the change in NAV per Share during the period.
(d)	Not annualized.
(e)	Annualized.
(f)	NAV per Share and total return have been calculated on net assets which include adjustments made in accordance with GAAP required at period end for financial reporting purposes.
13.	Segment Reporting

An operating segment is defined in FASB ASC Topic 280, Segment Reporting, as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Delegated Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Delegated Sponsor. The financial information in the form of the Trust’s assets, total return, expense ratio and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmark and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

14.	Subsequent Events

In preparation of these financial statements, management has evaluated the events and transactions subsequent to September 30, 2026, through November 13, 2026, the date when these financial statements were issued, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Three Months Ended September 30, 2026

The Trust’s NAV per Share increased 41.56% from $16.94 on June 30, 2026 to $23.98 on September 30, 2026. The increase in NAV per Share is directly related to the increase in the price of bitcoin of 41.62% from $59,101.49 on June 30, 2026 to $83,698.75 on September 30, 2026. The Trust’s NAV per Share increased less than the price of bitcoin due to the Delegated Sponsor Fee of $179,110.

For the three months ended September 30, 2026, the Trust recorded a net increase in net assets resulting from operations of $163,503,508. This increase is primarily due to net realized and unrealized gain (loss) on the Trust’s bitcoin holdings of $163,682,618 consisting of the following:

●	Net realized loss of $26,290 related to bitcoin sold to pay the Delegated Sponsor Fee; and
●	Net unrealized appreciation of $163,708,908 on investment in bitcoin.

For the period April 7, 2026 (commencement of operations) through September 30, 2026

The Trust’s NAV per Share increased 21.73% from $19.70 on April 7, 2026 (commencement of operations) to $23.98 on September 30, 2026. The increase in NAV per Share is directly related to the increase in the price of bitcoin of 21.82% from $68,704.55 on April 7, 2026 (commencement of operations) to $83,698.75 on September 30, 2026. The Trust’s NAV per Share increased less than the price of bitcoin due to the Delegated Sponsor Fee of $251,398.

For the period April 7, 2026 (commencement of operations) through September 30, 2026, the Trust recorded a net increase in net assets resulting from operations of $96,645,027. This increase is primarily due to net realized and unrealized gain (loss) on the Trust’s bitcoin holdings of $96,896,425 consisting of the following:

●	Net realized loss of $34,573 related to bitcoin sold to pay the Delegated Sponsor Fee;
●	Net realized loss of $610,328 related to bitcoin sold for redemption of Shares; and
●	Net unrealized appreciation of $97,541,326 on investment in bitcoin.

The net unrealized appreciation recorded during the three months ended September 30, 2026 and for the period April 7, 2026 (commencement of operations) through September 30, 2026 reflected the rise in the market value of bitcoin between the dates on which bitcoin was acquired by the Trust and September 30, 2026. Because the Trust’s assets consist almost entirely of bitcoin, fluctuations in the price of bitcoin are expected to have a direct and significant impact on the Trust’s net assets and operating results.

Net Assets

As of September 30, 2026, the Trust held 10,436.00608258 bitcoin with a fair value of $873,480,664. Net assets were $873,401,462, or $23.98 per Share, and the Trust had 36,420,000 Shares outstanding.

Capital Share Transactions

Three Months Ended September 30, 2026

For the three months ended September 30, 2026, the Trust received net proceeds from Share creation activity of $410,918,481, consisting of $410,918,481 for Shares issued with $0 for Shares redeemed. For the three months ended September 30, 2026, 18,770,000 Shares (1,877 Baskets) were issued and 0 Shares (0 Baskets) were redeemed, resulting in 36,420,000 Shares outstanding at September 30, 2026.

For the period April 7, 2026 (commencement of operations) through September 30, 2026

For the period April 7, 2026 (commencement of operations) through September 30, 2026, the Trust received net proceeds from Share creation activity of $776,756,435, consisting of $782,017,305 for Shares issued which was partially offset by $5,260,870 for Shares redeemed. For the period April 7, 2026 (commencement of operations) through September 30, 2026, 36,670,000 Shares (3,667 Baskets) were issued and 250,000 Shares (25 Baskets) were redeemed, resulting in 36,420,000 Shares outstanding at September 30, 2026.

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

Shares of the Trust are listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the net asset value (“NAV”) or the Principal Market NAV at any given time. There is also no guarantee that the Shares of the Trust will remain listed or traded on the Exchange.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.
b)	Not applicable.
c)	No Shares were redeemed during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Delegated Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(4)	Second Amended and Restated Trust Agreement
3.2(2)	Certificate of Trust
3.3(4)	Trustee Services Agreement
3.4(4)	Delegation of Trustee Duties Agreement
10.1(4)	Delegated Sponsor Agreement
10.2(3)	Form of Authorized Participant Agreement
10.3(3)	Form of Coinbase Prime Broker Agreement
10.4(3)	Form of Coinbase Custody Services Agreement (included as Exhibit A to Form of Coinbase Prime Broker Agreement)
10.5(3)	Form of Fund Administration and Accounting Agreement
10.6(3)	Form of Transfer Agency and Service Agreement
10.7(3)	Form of CoinDesk Indices Master License Agreement
10.8(3)	Form of Marketing Agent Agreement
10.9(3)	Form of BNY Cash Custody Agreement
10.10(3)	Audit Seed Subscription Agreement
10.11(3)	Form of BNY Digital Assets Custody Agreement
10.12***(5)	Form of Trade Financing Agreement
14.1(3)	Code of Ethics
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Finance Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Finance Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
***	Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on January 6, 2026.
(3)	Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on March 18, 2026.
(4)	Incorporated by reference to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on March 27, 2026.
(5)	Incorporated by reference to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-292586) filed by the Registrant on April 2, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Bitcoin Trust (Registrant)

By: Morgan Stanley Investment Management Inc., as the Delegated Sponsor of the Trust

By:	/s/ Scott Steel
Scott Steel
Managing Director
(Principal Executive Officer)

Date:	November 13, 2026

By:	/s/ James F. Kirchner
James F. Kirchner
Managing Director
(Principal Finance Officer)

Date:	November 13, 2026